Form 10-K405
period 2001-12-31
CHASE MANHATTAN BANK USA CHASE CREDIT CARD OWNER TR 2000-2
filed 2002-03-29
CIK 1111235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2001

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

                        Commission file number 333-83484

                  Chase Credit Card Owner Trust 2000-2 (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


USA                                       22-238028
(State or Other Jurisdiction of           (IRS Employer Identification Number)
Incorporation or Organization)


White Clay Center, Building 200, Newark, DE                  19711
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:           (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                   Name of Each Exchange of Which Registered
       NONE                                              N/A


Securities registered pursuant to Section 12(g) of the Act:

      NONE
(Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days: YES X NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

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

         None.

Introductory Note

         Chase Credit Card Owner Trust 2000-2 (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as depositor, and an unrelated trustee (the "Trustee"). The Trust is the issuer of three classes of publicly offered asset backed notes (the "Notes"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of the Chief Counsel with respect to Chase Credit Card Master Trust (f/k/a "Chemical Master Credit Card Trust I"). Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust is the holder of the Series 2000-2 Asset Backed Certificate issued by Chase Credit Card Master Trust, which was transferred to it by the Bank, and certain deposit accounts.

         The aggregate Investor Default Amount for the year ended December 31, 2001 was $67,380,184.00. As of December 31, 2001, Accounts designated for the Master Trust having an aggregate balance of $367,388,341.00, or 1.45% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $282,153,189.00, or 1.11% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $541,697,305.00, or 2.14% of all Receivables, were delinquent 90 days or more.

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

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by the Series Certificate registered in name of the issuer. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2001, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2001, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                                       No. of Holders
         -----                                       --------------
         A                                           16
         B                                           6
         C                                           8

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

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2001, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

----------------------------------------------------------------------------------------------------
Chase Credit Card Owner Trust     Name & Address of Participant        Original Certificate  % Class
                                                                       Principal Balance
----------------------------------------------------------------------------------------------------
Series 2000-2
----------------------------------------------------------------------------------------------------
Class A                           Bank of New York (The)                  $259,690,000       28.85%
                                  925 Patterson Plank Rd.
                                  Secaucus, NJ 07094
----------------------------------------------------------------------------------------------------
                                  Barclays Global Investors,              $148,500,000       16.50%
                                  N.A./Investors Bank & Trust
                                  980 9th Street
                                  6th Floor
                                  Sacramento, CA 95814
----------------------------------------------------------------------------------------------------
                                  Boston Safe Deposit & Trust             $168,669,000       18.74%
                                  Company
                                  525 William Penn Place
                                  Suite 3631
                                  Pittsburgh, PA  15259
----------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                      $96,790,000       10.75%
                                  C/O JP Morgan Investor Services
                                  14201 Dallas Pkwy 12th Fl
                                  Dallas, TX 75254
----------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Co.          $87,613,000        9.73%
                                  1776 Heritage Dr.
                                  Global Corp. Action Unit JAB
                                  5 NW
                                  No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------
Class B                           Barclays Global Investors,               $10,000,000       13.33%
                                  N.A./Investors Bank & Trust
                                  980 9th Street
                                  6th Floor
                                  Sacramento, CA 95814
----------------------------------------------------------------------------------------------------
                                  Salomon   Smith   Barney  Inc./           $5,000,000        6.67%
                                  Salomon Brothers
                                  333 W. 34th Street
                                  New York, NY 10001
----------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Co.          $11,500,000       15.33%
                                  1776 Heritage Dr.
                                  No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------
                                  Wells Fargo Bank Minnesota,              $11,000,000       14.67%
                                  N.A.
                                  733 Marquette Avenue
                                  N9306-051
                                  Minneapolis, MN 55479
----------------------------------------------------------------------------------------------------
Class C                           Bank of New York (The)                   $30,000,000       31.11%
                                  925 Patterson Plank Rd.
                                  Secaucus, NJ 07094
----------------------------------------------------------------------------------------------------
                                  Bankers Trust Company                     $6,000,000        6.22%
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211
----------------------------------------------------------------------------------------------------
                                  Bank One Trust Company, N.A.              $8,000,000        8.30%
                                  340 South Cleveland Avenue
                                  Columbus, OH  43240
----------------------------------------------------------------------------------------------------
                                  FUNB - Phila. Main                       $16,000,000       16.59%
                                  123 South Broad Street
                                  Philadelphia, PA 19109
----------------------------------------------------------------------------------------------------
                                  Bank of Tokyo-Mitsubishi Trust            $5,429,000        5.63%
                                  Company
                                  Trust Operations Dept Plaza 3
                                  5th Floor Harborside Fin'l Ctr
                                  Jersey City, NJ 07311-1904
----------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                      $27,000,000       28.00%
                                  C/O JP Morgan Investor Services
                                  14201 Dallas Pkwy 12th Fl
                                  Dallas, TX 75254
----------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.


Exhibit Number:                     Description:
----------------                    -------------------
23.1                                Consent of Independent Accountants.

99.1                                Annual Servicer's Certificate pursuant to Section 3.05
                                    of the Agreement.

99.2                                Management Report on Internal Controls.

99.3                                Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.



                  (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter 2001:

Date                  Items Reported            Financial Statements
----------            --------------            -----------------------------
10/01/2001            5, 7                      Monthly report to Noteholders
                                                dated 9/17/2001

10/29/2001            5, 7                      Monthly report to Noteholders
                                                dated 10/15/2001

11/29/2001            5, 7                      Monthly report to Noteholders
                                                dated 11/15/2001

12/21/2001            5, 7                      Monthly report to Noteholders
                                                dated 12/17/2001

SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 2002


                                   Chase Credit Card Owner Trust 2000-2

                                   by: Chase Manhattan Bank USA, National
                                   Association, as Administrator


                                   By:  /s/ Patricia M. Garvey
                                   -----------------------------------
                                   Name:    Patricia M. Garvey
                                   Title:   Vice President

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

                                INDEX TO EXHIBITS



Exhibit Number:                     Description:
---------------                     ---------------
23.1                                Consent of Independent Accountants.

99.1                                Annual Servicer's Certificate pursuant to Section 3.05
                                    of the Agreement.

99.2                                Management Report on Internal Controls.

99.3                                Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.