Form 10-K
period 2002-12-31
CHASE MANHATTAN BANK USA CHASE CREDIT CARD OWNER TR 2000-2
filed 2003-03-31
CIK 1111235

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2002

                                       OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    ----

                        Commission file number 333-84400

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

      NONE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:
YES    X                            NO _____
    -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. ___X___

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

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

         The aggregate Investor Default Amount for the year ended December 31, 2002 was $60,284,192.00. There were no Investor Charge-offs for the same period. As of December 31, 2000, Accounts designated for the Master Trust having an aggregate balance of $460,023,864.00, or 1.40% of all Receivables, were delinquent 30 - 59 days; Accounts having an aggregate balance of $349,794,290.00, or 1.07% of all Receivables, were delinquent 60 - 89 days; and Accounts having an aggregate balance of $662,677,561.00, or 2.02% of all Receivables, were delinquent 90 days or more.


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

         As of December 31, 2002, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 2002, the number of holders of record for each class of Notes issued by the Trust was as follows:

         Class                                       No. of Holders
         ---------                                   ------------------
         A                                           30
         B                                           5
         C                                           6


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

         Omitted.


Item 11. Executive Compensation

         Omitted.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of the Certificates and Notes:

Chase Credit Card Owner Trust Series    Name & Address of Participant               Original Certificate   % Class
2000-2                                                                               Principal Balance

Class A                                 The Bank of New York                            $61,589,000        6.84%
                                        One Wall Street
                                        New York, NY  10286

                                        Barclays Global Investors N.A/                  $72,000,000        8.00%
                                        Investors Bank & Trust
                                        980 9th Street, 6th Floor
                                        Sacramento, CA  95814

                                        Boston Safe Deposit and Trust Company          $192,975,000       21.44%
                                        525 William Penn Place, Suite 3148
                                        Pittsburgh, PA  15259

                                        Citibank, N.A.                                  $90,853,000       10.09%
                                        3800 Citibank Center B3-15
                                        Tampa, FL  33610

                                        Deutsche Bank Trust Company Americas            $78,654,000        8.74%
                                        648 Grassmere Park Road
                                        Nashville, TN  37211

                                        JPMorgan Chase Bank/                            $52,165,000        5.80%
                                        Broker Clearance Department
                                        4 New York Plaza - 21st Floor
                                        New York, NY  10004

                                        State Street Bank and Trust Company            $209,658,000       23.30%
                                        1776 Heritage Dr.
                                        Global Corporate Action Unit JAB 5NW
                                        No. Quincy, MA 02171

Class B                                 The Bank of New York                             $5,000,000        6.67%
                                        One Wall Street
                                        New York, NY  10286

                                        Barclays Global Investors N.A/                  $10,000,000       13.33%
                                        Investors Bank & Trust
                                        980 9th Street, 6th Floor
                                        Sacramento, CA  95814

                                        Deutsche Bank Trust Company Americas            $35,000,000       46.67%
                                        648 Grassmere Park Road
                                        Nashville, TN  37211

                                        State Street Bank and Trust Company             $14,000,000       18.67%
                                        1776 Heritage Dr.
                                        Global Corporate Action Unit JAB 5NW
                                        No. Quincy, MA 02171

                                        Wells Fargo Bank Minnesota, N.A.                $11,000,000       14.67%
                                        c/o ADP Proxy Services
                                        51 Mercedes Way
                                        Edgewood, NY 11717

Class C                                 The Bank of New York                            $32,665,000       33.87%
                                        One Wall Street
                                        New York, NY  10286

                                        Bank One Trust Company, N.A.                     $8,000,000        8.30%
                                        340 South Cleveland Ave.
                                        Building 350
                                        Columbus, OH  43240

                                        Bank of Tokyo-Mitsubishi Trust Company           $5,429,000        5.63%
                                        Trust Operations Dept. Plaza 3
                                        Jersey City, NJ  07311-1904

                                        Citibank, N.A.                                   $6,000,000        6.22%
                                        3800 Citibank Center B3-15
                                        Tampa, FL  33610

                                        JPMorgan Chase Bank                             $28,335,000       29.38%
                                        Proxy/Class Actions/Bankruptcy
                                        14201 Dallas Pkwy
                                        Dallas, TX  75254

                                        Wachovia Bank N.A. - Phila. Main                $16,000,000       16.59%
                                        530 Walnut Street, 1st Floor
                                        Philadelphia, PA  19101


Item 13. Certain Relationships and Related Transactions

         None.

Part IV


Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a) Exhibits.

         The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number:            Description:
         ---------------------      ------------------------

         99.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

         99.2                       Management Report on Internal Controls.

         99.3 Annual Independent Accountants Report pursuant to Section 3.06 of the Agreement.

         99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



         (b) Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter 2002:

         Date            Items Reported       Financial Statements
         ------------    ---------------      -----------------------------
         10/01/2002      5, 7                 Monthly report to Noteholders
                                              dated 9/16/2002

         10/22/2002      5, 7                 Monthly report to Noteholders
                                              dated 10/15/2002

         11/15/2002      5, 7                 Monthly report to Noteholders
                                              dated 11/15/2002

         12/17/2002      5, 7                 Monthly report to Noteholders
                                              dated 12/16/2002

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 2003


                                            Chase Credit Card Owner Trust 2000-2

                                            by: Chase Manhattan Bank USA,
                                            National Association, as Servicer


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

                                INDEX TO EXHIBITS

Exhibit Number:          Description:
---------------------    ------------------------

99.1 Annual Servicer's Certificate pursuant to Section 3.05 of the Agreement.

99.2                     Management Report on Internal Controls.

99.3                     Annual Independent Accountants Report pursuant to
                         Section 3.06 of the Agreement.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.